Form 10-K
period 2004-12-31
Securitized Asset Back Receivables LLC Trust 2004-DO2
filed 2005-03-31
CIK 1304570

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 For the fiscal year ended December 31, 2004

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-108395-08


        SECURITIZED ASSET BACKED RECEIVABLES LLC (as Depositor under the Pooling and Servicing Agreement, dated as of September 1, 2004, providing for the issuance of Mortgage Pass-Through Certificates, Series 2004-DO2)



     (Exact name of registrant as specified in its charter)


   Delaware                                            33-0426859
  (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                     Identification No.)




   200 Park Avenue
   New York, New York                            10166
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (212) 412-4000


  Securities registered pursuant to Section 12(b) of the Act:

        None.


  Securities registered pursuant to Section 12(g) of the Act:

        None.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No ___


  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

       X

  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Not applicable.


     Documents Incorporated by Reference

          Not applicable.


                                     PART I

  Item 1.  Business.

            Not applicable.


  Item 2.  Properties.

            Not applicable.



  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.


                                PART II

  Item 5. Market for registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

           Currently, there is no established public trading market for the Certificates known to the registrant.

           Records provided by The Depository Trust Company and the Trustee indicate that as of December 31, 2004, the total number of holders of record for the Series of Certificates is 12.


  Item 6.  Selected Financial Data.

            Not applicable.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Not applicable.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            Not applicable.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.

            Not applicable.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            Not applicable.

  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Report concerning servicing activities.


      a) Countrywide Home Loans Servicing LP as Servicer <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards.


      a) Countrywide Home Loans Servicing LP as Servicer <F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements.


      a) Countrywide Home Loans Servicing LP as Servicer <F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificateholders.


   (b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above.

   (c) Not applicable.


  <F1> Filed herewith.


                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:




  Name: Securitized Asset Backed Recievables LLC as Depositor


  By: /s/ Paul Menefee
  Name: Paul Menefee
  Title: Chief Accounting Officer

  Dated: March 31, 2005


  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


  (a)(1) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(2) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.





  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  Securitized Asset Backed Receivables LLC Trust 2004-DO2 (the "Trust"), Mortgage Pass-Through Certificates, Series 2004-DO2, issued pursuant to the Pooling and Servicing Agreement, dated as September 1, 2004 (the "Pooling and Servicing Agreement"), by and among Securitized Asset Backed Receivables LLC, as depositor (the "Depositor"), Wells Fargo Bank , National Association, as trustee (the "Trustee"), Countrywide Home Loans Servicing LP, as Servicer (the "Servicer"), and Decision One Mortgage Company LLC, as responsible party (the "Responible Party")

  I, Paul Menefee, certify that:

  1. I have reviewed this annual report on Form 10-k (the "Annual Report"), and all reports on Form 8-k containing distribution reports (collectively with this Annual Report, the "Reports") filed in respect of periods included in the year covered by this Annual Report, of the Trust;

  2. Based on my knowledge, the information in the Reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this Annual Report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicer under the Pooling and Servicing Agreement, for inclusion in the Reports is included in the Reports;

  4. Based on my knowledge and upon the annual compliance statement included in this Annual Report and required to be delivered to the Trustee in accotdanve with the terms of the Pooling and Servicing Agreement, and except as disclosed in the Reports; the Servicer has fulfilled its obligations under the Pooling and Servicing Agreement; and

  5. The Reports disclose all significant deficiencies relating to the Servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the Pooling and Servicing Agreement, that is included in such report.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: the Servicer and the Trustee.

     Date:  March 31, 2005


/s/ Paul Menefee
Paul Menefee
Chief Accounting Officer


     Title


  EX-99.1
(logo) KPMG

KPMG LLP
Suite 2000
355 South Grand Avenue
Los Angeles, CA 90071-1568





Independent Accountants' Report




The Board of Directors
Countrywide Financial Corporation:



We have examined the accompanying management's assertion, that Countrywide Financial Corporation and subsidiaries, including its wholly-owned subsidiary Countrywide Home Loans, Inc. (CHL) and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL, (collectively, the Company) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2004. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that Countrywide Financial Corporation and subsidiaries, including its wholly-owned subsidiary Countrywide Home Loans, Inc. (CHL) and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL, complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects.

/s/ KPMG LLP

March 17, 2005





KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





  EX-99.2
(logo) Countrywide
HOME LOANS

2900 MADERA ROAD
SUN VALLEY, CALIFORNIA 93065-6298
(805) 955-1000


Management's Assertion


March 17, 2005

As of and for the year ended December 31, 2004, Countrywide Financial Corporation and Subsidiaries (which includes its wholly-owned subsidiary, Countrywide Home Loans, Inc. ("CHL"), and Countrywide Home Loans Servicing, L.P., a wholly owned subsidiary of CHL) ("the Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $200 million and $100 million, respectively.




/s/ Thomas K. McLaughlin
Thomas K. McLaughlin
Executive Managing Director and
Chief Financial Officer



/s/ Kevin Meyers
Kevin Meyers
Managing Director, Chief Financial Officer
Loan Administration





  EX-99.3
(logo) Countrywide
HOME LOANS


400 Countrywide Way
Simi Valley, California 93065-6298


March 30, 2005


Cadwalader, Wickersham & Taft, LLP
Re: Securitized Asset Backed Receivables LLC Trust 2004-DO1
Securitized Asset Backed Receivables LLC Trust 2004-D02
First Franklin Mortgage Loan Trust 2004-FF4
First Franklin Mortgage Loan Trust 2004-FF6
First Franklin Mortgage Loan Trust 2004-FF8
One World Financial Center
New York, NY 10281
Attn: Alayne Fleishmann



OFFICER'S CERTIFICATE

I, Joseph Candelario, hereby certify that I am the First Vice President, Loan Administration of Countrywide Home Loans, Inc., fka Countrywide Funding Corporation. I further certify, with respect to the Pooling and Servicing Agreements for Countrywide Mortgage Obligations, Inc., the following:


I have reviewed the activities and performance of the Servicer during the fiscal year ended December 31, 2004 under the Pooling and Servicing Agreements and, to the best of my knowledge, based on my review, the Servicer has fulfilled all of its duties, responsibilities or obligations under the Agreements throughout the fiscal year.




/s/ Joseph Candelario
Joseph Candelario
Fist Vice President
Compliance Officer
Loan Administration



March 30, 2005
Date








  Ex-99.4

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A-1                              954,579.38          7,852,272.09                 0.00             159,677,727.91
   A-2                              112,744.17          1,357,610.31                 0.00              18,117,389.69
   B-1                               23,164.22                  0.00                 0.00               2,471,000.00
   B-2                               21,332.60                  0.00                 0.00               2,246,000.00
   B-3                               30,216.78                  0.00                 0.00               2,246,000.00
   M-1                               81,000.59                  0.00                 0.00              12,355,000.00
   M-2                               79,763.22                  0.00                 0.00              10,108,000.00
   M-3                               25,983.77                  0.00                 0.00               3,145,000.00
   R                                      0.00                  0.00                 0.00                       0.00
   X                              2,257,141.32                  0.00                 0.00               5,054,183.82